Form 10-K
period 1996-12-31
GOVERNMENT EXPORT TRUST SERIES 1993-1
filed 1997-03-31
CIK 898313

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-K

        Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

(Mark One)
[ x ]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of1934 [Fee Required]
For the fiscal year ended DECEMBER 31, 1996

                          or

[    ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act   of   1934 [Fee Required]
For the transition period from                 to

Commission file Number 33-59010

GOVERNMENT EXPORT TRUST (SERIES 1993-1)
(Exact name of registrant as specified in its charter)

         Delaware                       16-6386654
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)        Identification No.

c/o Manufacturers and Traders Trust Company,
One M & T Plaza, Buffalo, New York       14203-2399
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:(716)842-5602

Securities registered pursuant to Section 12(g) of the Act:

6.00% GOVERNMENT EXPORT TRUST CERTIFICATES DUE MARCH
15, 2005
          (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   x  Yes       No


         DOCUMENTS INCORPORATED BY REFERENCE.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

     FORMS 8-K DATED  MARCH 15, 1996; JUNE 15, 1996;
     SEPTEMBER 15, 1996; DECEMBER 15, 1996.

                        PART I

Item 2. Properties

Description of the Promissory Notes and Supporting Guarantee

     Pursuant to the Declaration of Trust relating to the issuance of Government Export Trust Series 1993-1 on March 24, 1993 (the "Closing
Date"), Chemical International Holdings Corporation ("Chemical") delivered to the Trust two promissory notes (each of the A Note and the B Note, a "Promissory Note" and, collectively, The "Promissory Notes"), (i) the "A Note", a single promissory note of Aileron Finance Ltd. which will amortize in 48 equal installments of principal and (ii) the "B Note", a single promissory note of Soberman Finance Ltd. which will amortize in 48 equal installments of principal, each such installment of the A Note and the B Note being payable on each Payment Date. The aggregate unpaid principal balances outstanding of the A Note and the B Note (after deducting principal payments due on March 1, 1993) as of March 1, 1993 (the "Cut-Off Date") was $91,480,660.54.
Such Promissory Notes were acquired by the Trust simultaneous with the issue by the Trust of Certificates, authenticated by the Certificate Registrar.

     Pursuant to the Declaration of Trust and through the acquisition by the Trust of the Promissory Notes and the issuance by the Trust of the Certificates, 100% of all scheduled amounts of principal and interest due on the Certificates will be guaranteed by a full faith and credit guarantee (the "Guarantee") issued by the United States of America, acting through the Export-Import Bank of the United States ("Eximbank"), an independent agency of the government of the United States of America.

     In addition, each Obligor has entered into a Liquidity Agreement (the "Liquidity Agreements") with the Private Export Funding Corporation
("PEFCO") whereby PEFCO has irrevocably agreed to make advances on behalf of each Obligor to the Trustee with respect to any deficiencies on the amounts due under the Promissory Notes.

     As of the Cut-Off Date the A Note and B Note comprising the two Promissory Notes relating to Government Export Trust 1993-1 had principal balances of $63,218,048.02 and $28,262,612.52, respectively. The principal balances of each Promissory Note will amortize in 48 equal installments of principal of $1,317,042.67 and $588,804.76. The A Note has a fixed interest rate of 6.0% and the B Note has a fixed interest rate of 6.0%. The Promissory Notes are due March 15, 2005.

Item 3. Legal Proceedings
     There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of the Security Holders.


                        PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters
     1. Number of Certificateholders of record as of the end of the reporting year:
          There were two Certificateholders of record as of the end of the reporting year. They are:

               Ronald Keenan
               Cede & Co.

     2.   Principal market in which the Certificates are traded:
          The Certificates are not traded on any public market.

     3.   Aggregate Principal and Interest distributed on the certificates:

          For the period commencing January 1, 1996 and ending
          December 31, 1996, the following amounts were distributed to the Certificateholders:

          Principal      Interest
          $7,623,388.36  $4,059,454.31


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

     There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                       PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management Information as required by subparagraph (a)(3) of Item 403 Reg. S-K

     None

Item 13. Certain Relationships and Related Transactions
      Information as required by subparagraph (a)(3) of Item 404 Reg. S-K

     None


                        PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     EXHIBIT A -- DISTRIBUTIONS TO CERTIFICATEHOLDERS
     FOR THE PERIOD ENDING DECEMBER 31, 1996

             Government Export Trust (Series 1993-1)
          Summary of Principal and Interest Distributions

          Date           Principal      Interest
          03/15/96       $1,905,847.09  $1,057,745.14
          06/15/96       $1,905,847.09  $1,029,157.43
          09/15/96       $1,905,847.09  $1,000,569.72
          12/15/96       $1,905,847.09  $  971,982.02
          Total          $7,623,388.36  $4,059,454.31

                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   (Registrant)           GOVERNMENT EXPORT TRUST (SERIES 1993-1)

   (Printed Name, Title)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title) /s/   Russell T. Whitley, Assistant Vice President

   (Printed Name, Title)       Russell T. Whitley, Assistant Vice President

Date                           March 10, 1997