Form 10-K
period 1997-12-31
GOVERNMENT EXPORT TRUST SERIES 1993-1
filed 1998-03-27
CIK 898313

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(Mark One)
[ x  ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of      1934  [Fee Required]
For the fiscal year ended DECEMBER 31, 1997

                                      or

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act         of     1934 [Fee Required]
For the transition period from                 to

Commission file Number 33-59010

GOVERNMENT EXPORT TRUST (SERIES 1993-1)
(Exact name of registrant as specified in its charter)

           Delaware                                     16-6386654
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.

c/o Manufacturers and Traders Trust Company,
One M & T Plaza, Buffalo, New York                       14203-2399
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:     (716)842-5602

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

       FORMS 8-K DATED  MARCH 15, 1997; JUNE 15, 1997;
       SEPTEMBER 15, 1997; DECEMBER 15, 1997.

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

       3.     Aggregate Principal and Interest distributed on the certificates:

              For the period commencing January 1, 1997 and ending December 31, 1997, the following amounts were distributed to the Certificateholders:

              Principal            Interest
              $7,623,388.36        $3,602,051.01


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

Item 13. Certain Relationships and Related Transactions
        Information as required by subparagraph (a)(3) of Item 404 Reg. S-K

       None


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       EXHIBIT A -- DISTRIBUTIONS TO CERTIFICATEHOLDERS
       FOR THE PERIOD ENDING DECEMBER 31, 1997

                 Government Export Trust (Series 1993-1)
              Summary of Principal and Interest Distributions

              Date                 Principal            Interest
              03/15/97             $1,905,847.09        $  943,394.31
              06/15/97             $1,905,847.09        $  914,806.61
              09/15/97             $1,905,847.09        $  886,218.90
              12/15/97             $1,905,847.09        $  857,631.19
              Total                $7,623,388.36        $3,602,051.01

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

Date                           March 18, 1998